Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THR CERTS SER 2002 BC4
filed 2003-06-27
CIK 1177045

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Wells Fargo Home Mortgage Inc., as Servicer <F1>
       c) Ocwen Federal Bank FSB, as Servicer <F1>
       d) Option One Mortgage Corp. as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Wells Fargo Home Mortgage Inc., as Servicer <F1>
       c) Ocwen Federal Bank FSB, as Servicer <F1>
       d) Option One Mortgage Corp. as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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



 <F1> Filed herewith.




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

  Dated: June 2, 2003

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


      Date: June 2, 2003


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